Form 10-K
period 2006-12-31
ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1
filed 2007-04-02
CIK 1363262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-131727-04

ACE HOME EQUITY LOAN TRUST, SERIES 2006-GP1
(Exact name of issuing entity as specified in its charter)

ACE SECURITIES  CORP.
(Exact name of registrant/depositor as specified in its charter)

DB STRUCTURED PRODUCTS, INC.
(Exact name of sponsor as specified in its charter)

Delaware	56-2088493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6525 Morrison Blvd., Suite 318, Charlotte, North Carolina  28211
(Address of principal executive offices)

Registrant’s telephone number, including area code: (704) 365-0569

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated balance sheets of Financial Security Assurance Inc. ("Financial Security") as of the most recent calendar year ended and the related consolidated statements of income, changes in shareholder’s equity and cash flows for the calendar year then ended and the interim consolidated balance sheet of Financial Security as of the most recent calendar quarter ended, and the related statements of income, changes in shareholder's equity and cash flows for the calendar quarter ended, included in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q of Financial Security, respectively, are hereby incorporated by reference into this Form 10-K and shall be deemed to be part hereof. Any statement contained in a document incorporated herein by reference shall be modified or superseded for the purposes of this Form 10-K to the extent that a statement contained herein by reference also modifies or supersedes such statement. Any statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this Form 10-K

PART I

Item 1. Business.
Omitted

Item 1A. Risk Factors.
Omitted

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted

Item 3. Legal Proceedings.
Omitted

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted

Item 6. Selected Financial Data.
Omitted

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted

Item 8. Financial Statements and Supplementary Data.
Omitted

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted

Item 9A. Controls and Procedures.
Omitted

Item 9B. Other Information.

PART III

Item 10. Directors and Executive Officers of the Registrant.
Omitted

Item 11. Executive Compensation.
Omitted

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted

Item 13. Certain Relationships and Related Transactions.
Omitted

Item 14. Principal Accounting Fees and Services.
Omitted

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents more than 10% of the pool assets held by this transaction

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivative Instruments (Significant Enhancement Providers Financial Information)
The consolidated balance sheets of Financial Security Assurance Inc. ("Financial Security") as of the most recent calendar year ended and the related consolidated statements of income, changes in shareholders equity and cash flows for the calendar year then ended and the interim consolidated balance sheet of Financial Security as of the most recent calendar quarter ended, and the related statements of income, changes in shareholder's equity and cash flows for the calendar quarter ended, included in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q of Financial Security, respectively, are hereby incorporated by reference into this Form 10-K and shall be deemed to be part hereof. Any statement contained in a document incorporated herein by reference shall be modified or superseded for the purposes of this Form 10-K to the extent that a statement contained herein by reference also modifies or supersedes such statement. Any statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this Form 10-K.

Item 1115(b) of Regulation AB, Certain Derivative Instruments.
Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings
No Applicable Updates.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
No Applicable Updates.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15.

GreenPoint Mortgage Funding, Inc. has identified the following noncompliance with servicing criteria 1122(d)(l)(i), 1122(d)(2)(iv), and 1122(d)(3)(ii) applicable to the Platform during the year ended December 31, 2006 as follows:

1122(d)(l)(i) - GreenPoint did not institute policies and procedures to monitor performance or other triggers and events of defaults in accordance with the transaction agreements.
1122(d)(2)(iv) - GreenPoint did not establish separate P&I and T&I accounts for certain securitizations which allowed funds to be commingled in various custodial accounts.
1122(d)(3)(ii) - In certain situations where GreenPoint has received mortgage insurance proceeds prior to the liquidation of the related properties, the mortgage insurance proceeds were not remitted at the time of the next regularly scheduled remittance date as required by the transaction agreements, but instead remained in the related custodial account and were remitted at the time the REO liquidation proceeds were remitted to the Master Servicer.

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1	Sale and Servicing Agreement (filed as exhibit 99.1 to Form 8-K on July 12, 2006)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, GreenPoint Mortgage Funding, Inc., as Servicer
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GreenPoint Mortgage Funding, Inc., as Servicer
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator
35(c)	Servicer compliance statement, GreenPoint Mortgage Funding, Inc., as Servicer

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:

(31) Rule 13a-14(d)/15d-14(d) Certifications.
(33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer
2.	LaSalle Bank National Association, as Securities Administrator
3.	Wells Fargo Bank, N.A., as Custodian
4.	GreenPoint Mortgage Funding, Inc., as Servicer

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer
2.	LaSalle Bank National Association, as Securities Administrator
3.	Wells Fargo Bank, N.A, as Custodian
4.	GreenPoint Mortgage Funding, Inc., as Servicer

(35) Servicer Compliance Statements:
1.	LaSalle Bank National Association, as Master Servicer
2.	LaSalle Bank National Association, as Securities Administrator
3.	GreenPoint Mortgage Funding, Inc., as Servicer

(c) Not Applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indiciated.

LaSalle Bank National Association, as Master Servicer

March 29, 2007	/s/ Andrew Leszczynski
By: Andrew Leszczynski
Title: First Vice President

EXHIBIT INDEX

Exhibit Number	Description
4.1	Sale and Servicing Agreement (filed as exhibit 99.1 to Form 8-K on July 12, 2006)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, GreenPoint Mortgage Funding, Inc., as Servicer
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GreenPoint Mortgage Funding, Inc., as Servicer
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator
35(c)	Servicer compliance statement, GreenPoint Mortgage Funding, Inc., as Servicer